Form 10-K
period 2004-12-31
Park Place Securities, Inc., Asset-Backed Pass-Through Certificates, Series 2004-WHQ2
filed 2005-03-30
CIK 1310191

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-118640-05


        Park Place Securities, Inc.
        (As Depositor under the Pooling and Servicing Agreement dated as of November 1, 2004, providing for issuance of Asset-Backed Pass-Through Certificates, Series 2004-WHQ2)

     (Exact name of registrant as specified in its charter)


   Delaware                                         34-1993512
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)



   1100 Town & Country Road, Suite 1100
   Orange, CA                                   92868
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (714) 541-9960


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 45.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) HomeQ Servicing Corporation, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) HomeQ Servicing Corporation, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) HomeQ Servicing Corporation, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Park Place Securities, Inc.
    Asset Backed Pass-Through Certificates
    Series 2004-WHQ2
    (Registrant)


  Signed: Park Place Securities, Inc. as Depositor

  By:     John Grazer, Chief Financial Officer

  By: /s/ John Grazer, Chief Financial Officer

  Dated: March 14, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, John Grazer, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-k containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report , of Park Place Securities, Inc., Asset-Backed Pass-Through
     Certificates, Series 2004-WHQ2;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligationsunder the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independant public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     HomeQ Servicing Corporation as Servicer, Wells Fargo Bank,
     N.A. as Trustee.

     Date: March 14, 2005

     /s/ John Grazer
     Signature

     Chief Financial Officer
     Title


  EX-99.1
(logo) KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911


Independent Accountants' Report


The Board of Directors
HomEq Servicing Corporation

We have examined management's assertion, included in the accompanying Management's Assertion, that Homeq Servicing Corporation (the Company) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ KPMG LLP


February 25, 2005





KPMG LLP a U.S. limited liability partnership in the U.S.
member firm KPMG international a Swiss cooperative





  EX-99.2
(logo) HOMEQ SERVICING


MANAGEMENT'S ASSERTION


As of and for the year ended December 31, 2004, HomEq Servicing Corporation (the "Company") complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $200 million and $20 million, respectively.


HomEq Servicing Corporation


/s/ Arthur Q. Lyon
Arthur Q. Lyon
President

February 25, 2005
Date


/s/ Keith G. Becher
Keith G. Becher Date
Chief Operating Officer

February 25, 2005
Date



(logo)Wachovia





  EX-99.3
(logo) HOMEQ SERVICING


Exhibit "A"



Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Servicer Oversight Group

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:

A review of the activities of the Servicer during the 2004 calendar year and the Servicer's performance under the Servicing Agreement has been made under my supervision, the Servicer has complied with the Servicing Agreement in all material respects and, to the best of my knowledge, based on such review, the Servicer has materially fulfilled all of its obligations under the Servicing Agreement throughout such calendar year.


/s/ Arthur Q. Lyon
Officer-Arthur Q. Lyon
Title - President
Date March 16, 2005







(Logo) WACHOVIA





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A1A                              553,568.85          2,777,818.12                 0.00             308,982,181.88
   A1B                              885,421.52                  0.00                 0.00             449,310,000.00
   A1C                            1,936,875.00          3,649,885.19                 0.00             996,350,114.81
   A1D                              218,956.14            405,538.74                 0.00             110,704,461.26
   A2A                              819,103.72          2,368,105.91                 0.00             421,351,894.09
   A2B                              208,748.31            592,026.48                 0.00             105,337,973.52
   A3A                              583,800.53          1,720,464.30                 0.00             302,639,535.70
   A3B                              439,378.41          3,440,872.07                 0.00             244,009,127.93
   A3C                              579,151.52                  0.00                 0.00             309,190,000.00
   A3D                              104,953.59                  0.00                 0.00              52,070,000.00
   A3E                              199,919.91            573,469.26                 0.00             100,876,530.74
   CE                            10,444,624.81                  0.00                 0.00             129,000,000.00
   M1                               148,861.97                  0.00                 0.00              70,950,000.00
   M10                              227,725.31                  0.00                 0.00              64,500,000.00
   M2                               420,943.13                  0.00                 0.00             197,800,000.00
   M3                               154,183.22                  0.00                 0.00              70,950,000.00
   M4                               231,119.63                  0.00                 0.00              94,600,000.00
   M5                               157,005.09                  0.00                 0.00              62,350,000.00
   M6                                73,525.97                  0.00                 0.00              27,950,000.00
   M7                               140,392.31                  0.00                 0.00              47,300,000.00
   M8                               194,483.63                  0.00                 0.00              60,200,000.00
   M9                               239,782.78                  0.00                 0.00              58,050,000.00
   P                                 98,743.56                  0.00                 0.00                     100.00
   R1                                     0.00                  0.00                 0.00                       0.00
   R2                                     0.00                  0.00                 0.00                       0.00